Form 10-K
period 1997-12-31
CORPORATE BOND BACKED CERT TRUST SERIES 1996-WAL-MART-2
filed 1998-05-06
CIK 1059429

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Sections 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Fiscal Year Ended:                                  Commission file number:
  December 31, 1997                                           033-73438-02


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  |X|   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|.

     Aggregate market value of the voting and non-voting common equity held by
non-affiliates of the Registrant as of December 31, 1997:   Not Applicable.

     Number of shares of common stock outstanding as of December 31, 1997: Not Applicable.

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.


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

Information with respect to the distribution of payments to the Certificate Holders is accurately summarized in the Trustee's Distribution Statements to the Certificate Holders which are filed on Form 8-K with the Securities and Exchange Commission.


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

Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 8.  Financial Statements and Supplementary Data.

Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

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

(d)  Not Applicable


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as a part of the report:

         Trustee's Distribution Statements to the Certificate Holders for the six-month periods ending June 30, 1997 and December 31, 1997 are hereby incorporated by reference as exhibits to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 1998.

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